Form 10-Q
period 1999-06-30
WALNUT CAPITAL CORP /DE
filed 1999-08-16
CIK 944940

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

      [X}          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1999 or
                                                -------------

      [ ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period _____ from _____ to

                  Commission file numbers 0-23201 and 814-00151
                                          ---------------------

                              Walnut Capital Corp.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

       Delaware                                               36-3217989
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                            Identification No.)

  c/o Walnut Financial Services, Inc.
  8000 Towers Crescent Drive, Suite 1070
  Vienna, Virginia                                                  22182
--------------------------------------------------------------------------------
  (Address of Principal Executive Offices)                        (Zip Code)

                                 (703) 448-3771
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                                       N/A
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X              No
       -----                -----


         As of August 13, 1999, the Registrant had 1,000 shares of common stock, $.01 par value per share, issued and outstanding.

                              WALNUT CAPITAL CORP.
                               INDEX TO FORM 10-Q

                                  JUNE 30, 1999

                                                                                   Page Number
                                                                                   -----------
                     Part I - Financial Information
Item 1.        Financial Statements

Statements of Assets and Liabilities as of June 30, 1999 and December 31, 1998           3

Investments in Securities as of June 30, 1999                                            4

Statements of Operations for the Six Months and Three Months ended June 30, 1999
and 1998                                                                                 5

Statements of Changes in Net Assets for the Six Months ended June 30, 1999 and 1998      6

Statements of Cash Flows for the Six Months ended June 30, 1999 and 1998                 7

Notes to Financial Statements                                                            8

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                                9

                       Part II - Other Information

Item 1.       Legal Proceedings                                                         13

Item 6.       Exhibits Required by Item 601 and Reports on Form 8-K                     13


Signatures                                                                              14

Exhibits                                                                                15

Exhibit 27.1

ITEM 1.  FINANCIAL STATEMENTS

                              WALNUT CAPITAL CORP.
                      STATEMENTS OF ASSETS AND LIABILITIES
                                   (UNAUDITED)


                                                                                    JUNE 30,       DECEMBER 31,
                                                                                      1999            1998
                                                                                  ------------    ------------
Assets:
Investments at Market or Fair Value:
     Marketable equity securities (cost of $1,049,000 in 1999 and
     $1,080,000 in 1998 )                                                         $  1,173,000    $  5,132,000
     Non-marketable equity securities (cost of $9,943,000 in 1999
     and $9,943,000 in 1998)                                                         3,959,000       3,746,000
     Non-marketable debt securities (cost of $713,000 in 1999 and
     $718,000 in 1998)                                                                  23,000          23,000
                                                                                  ------------    ------------
       Total portfolio securities                                                    5,155,000       8,901,000

Cash and cash equivalents                                                            1,536,000          80,000
Prepaid management fees to Parent                                                    1,316,000         747,000
Other assets                                                                            60,000          43,000
                                                                                  ------------    ------------
       Total assets                                                                  8,067,000       9,771,000

Liabilities:
     Margin payable to brokers                                                               0       1,692,000
     Notes payable to related parties                                                  200,000         200,000
     Accounts payable, accrued expenses and other current
     liabilities                                                                       245,000         165,000
     Debentures payable                                                              2,000,000       2,000,000
     Deferred Tax Liability                                                          1,466,000       1,466,000
                                                                                  ------------    ------------
       Net assets                                                                 $  4,156,000    $  4,248,000
                                                                                  ============    ============

Common stock, $.01  par value, 1,000 shares authorized, 1,000 and                 $      8,000    $      8,000
1,000 issued and outstanding

Additional paid in capital                                                           9,308,000       9,308,000

Accumulated deficit:

     Net investment loss                                                            (9,086,000)     (8,686,000)
     Net realized gain on investment                                                13,305,000       9,283,000
     Net unrealized depreciation of investments                                     (9,379,000)     (5,665,000)
                                                                                  ------------    ------------

       Net assets applicable to outstanding common shares (equivalent to $4,156 and $4,248 per share based on 1,000 and 1,000 outstanding common shares
       at June 30, 1999 and December 31, 1998, respectively)                      $  4,156,000    $  4,248,000
                                                                                  ============    ============

                              WALNUT CAPITAL CORP.
                            INVESTMENTS IN SECURITIES
                                  JUNE 30, 1999
                                   (UNAUDITED)


                                                                                  SHARES         VALUE
                                                                                  ------         -----
Common and Preferred Stocks -
    Healthcare - 40%
       American Psych Systems, Inc.                                               122,950      $ 150,000
       Greystone Medical Group, Inc.                                              200,000         40,000
       HP America Inc.                                                             66,667              0
       I-Flow Corporation                                                         300,000      1,100,000
       Ivonyx Group Services, Inc.                                                100,000        100,000
       Mariner Post-Acute Network (formerly Paragon Health)                       140,757         73,000
       Med Images, Inc.                                                           241,530        454,000
       MHM Services, Inc.                                                         131,955         66,000
       Rainbow Medical, Inc.                                                       25,000         50,000
       Sovereign Medical Acquisition Corp.     -Common                              4,000         24,000
       Sovereign Medical Acquisition Corp.     -Units                               3,333         20,000
                                                                                              ----------
                                                                                               2,077,000
                                                                                              ----------

    High technology - 11%
       Logic Devices Incorporated                                                  45,000        170,000
       Madison Info. Tech.     - Preferred A                                       60,000        150,000
       Madison Info. Tech.     - Preferred B                                       60,000        150,000
       Thermo Information Solutions, Inc.                                          10,000         90,000
       J.L. Wickham Co., Inc.     -Common                                         250,696              0
       J.L. Wickham Co., Inc.     -Preferred                                      281,788              0
                                                                                              ----------
                                                                                                 560,000
                                                                                              ----------

    Communications - 20%
       International Business Network                                              70,000        105,000
       Trans Global Services, Inc.                                                 83,839         75,000
       Vision III Imaging, Inc.                                                    10,835        867,000
                                                                                              ----------
                                                                                               1,047,000
                                                                                              ----------

    Biotechnology - 12%
       BioHorizons Implant Systems, Inc.                                          193,934        300,000
       Metatech Corp.                                                              14,817              0
       Optiva Corporation                                                          40,000        250,000
       Osteoimplant Technology, Inc.                                               80,000          1,000
       Vaxgen, Inc.                                                                11,400         80,000
                                                                                              ----------
                                                                                                 631,000
                                                                                              ----------

    Environmental - 0%
       Clean America Corp.                                                         59,375              0
       Inorganic Recycling, Inc.                                                   10,000              0
                                                                                              ----------
                                                                                                       0
                                                                                              ----------

    Other - 16%
       Automotive Performance Group                                                50,000        100,000
       Linter's, Inc.                                                              42,784         75,000
       Esynch Corp. (formerly SoftKat, Inc.)    - Common                           36,585        120,000
       Esynch Corp. (formerly SoftKat, Inc.)    - Preferred                       120,000        123,000
       VINnet Holdings, Inc.     - Common                                          25,000        125,000
       VINnet Holdings, Inc.     - Preferred A                                        180        180,000
       VINnet Holdings, Inc.     - Preferred B                                     37,643         94,000
                                                                                              ----------
                                                                                                 817,000
                                                                                              ----------

     Total common and preferred stocks (cost $10,992,000)                                      5,132,000


    Debt securities - 1%
       TCOM Services, Inc.                                                                             0
       VINnet Holding, Inc.                                                                       23,000
                                                                                              ----------
         Total debt securities (cost $713,000)                                                    23,000
                                                                                              ----------

         Total - 100% (cost $11,705,000)                                                      $5,155,000
                                                                                              ==========

                              WALNUT CAPITAL CORP.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 FOR THE SIX MONTHS ENDED     FOR THE THREE MONTHS ENDED
                                                          JUNE 30,                       JUNE 30,
                                                --------------------------    --------------------------
                                                   1999            1998           1999           1998
                                                -----------    -----------    -----------    -----------
 Investment Income:
   Interest Income                                   37,000         31,000         18,000         17,000
   Dividend Income                                        0          3,000              0          3,000
                                                -----------    -----------    -----------    -----------
 Total income                                        37,000         34,000         18,000         20,000

 Expenses:
   Interest expense                                 101,000        209,000         49,000         88,000
   General and administrative                       336,000        325,000        179,000        169,000
                                                -----------    -----------    -----------    -----------
 Net investment (loss) before taxes                (400,000)      (500,000)      (210,000)      (237,000)
 Income tax benefit                                       0        200,000              0         95,000
                                                -----------    -----------    -----------    -----------
 Net investment (loss)                             (400,000)      (300,000)      (210,000)      (142,000)
                                                -----------    -----------    -----------    -----------

 Realized and unrealized gains on investments:
   Realized gain on sale of investments
   before income tax                              4,022,000      1,125,000          2,000        172,000
   Income tax provision                                   0       (450,000)             0        (69,000)
                                                -----------    -----------    -----------    -----------
   Net realized gain on sale of investments
                                                  4,022,000        675,000          2,000        103,000
                                                -----------    -----------    -----------    -----------
   Unrealized (depreciation) on
   investments before income tax                 (3,714,000)    (1,442,000)       268,000       (628,000)

   Income tax benefit                                     0        577,000              0        251,000
                                                -----------    -----------    -----------    -----------
   Net unrealized (depreciation) on
      investments                                (3,714,000)      (865,000)       268,000       (377,000)
                                                -----------    -----------    -----------    -----------
   Net realized and unrealized gains
      (losses) on investments                       308,000       (190,000)       270,000       (274,000)
                                                -----------    -----------    -----------    -----------
   Net increase (decrease) in net assets
      resulting from operations                 $   (92,000)   $  (490,000)   $    60,000    $  (416,000)
                                                ===========    ===========    ===========    ===========

   Loss per share - basic and diluted           $    (92.00)   $   (490.00)   $    (60.00)   $   (416.00)
                                                -----------    -----------    -----------    -----------

   Weighted average shares outstanding                1,000          1,000          1,000          1,000
                                                ===========    ===========    ===========    ===========


                              WALNUT CAPITAL CORP.
                       STATEMENTS OF CHANGES IN NET ASSETS
                                   (UNAUDITED)


                                                      FOR THE SIX MONTHS ENDED
                                                             JUNE 30,
                                                    ----------------------------
                                                        1999            1998
                                                    ------------    ------------
Decrease in net assets resulting from operations:

  Net investment loss                               $   (400,000)   $   (350,000)
  Net realized gains on investments                    4,022,000         675,000
  Net unrealized depreciation on investments          (3,714,000)       (865,000)
                                                    ------------    ------------

Total increase (decrease) in net assets                  (92,000)       (540,000)
                                                    ------------    ------------

Net assets at beginning of period                      4,248,000      11,801,000
                                                    ------------    ------------

Net assets at end of period                         $  4,156,000    $ 11,261,000
                                                    ============    ============

                              WALNUT CAPITAL CORP.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                     FOR THE SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                    ---------------------------
                                                                       1999           1998
                                                                    -----------    -----------
Cash flows from operating activities:
   Net decrease in net assets resulting from operations             $   (92,000)   $  (540,000)
   Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
      Net unrealized depreciation of investments                      3,714,000      1,442,000
      Net realized gain on investments                               (4,022,000)    (1,125,000)
      Change in net deferred tax liability                                    0       (276,000)
      Changes in assets and liabilities:
         Other assets                                                  (586,000)     2,868,000
         Other liabilities                                               80,000        130,000
                                                                    -----------    -----------
            Net cash used in operating activities                      (906,000)     2,499,000
                                                                    -----------    -----------

Cash flows from investing activities:
   Purchases of common stock, healthcare                                      0       (120,000)
   Purchases of common stock, high tech                                       0       (300,000)
   Purchases of common stock, bio tech                                        0       (300,000)
   Purchases of common stock, communications                                  0       (125,000)
   Proceeds from sale of general partnership interest                         0         92,000
   Proceeds from sale of common stock, healthcare                     4,031,000      1,769,000
   Proceeds from sale of common stock, high tech                         23,000         74,000
   Collections from debt securities                                           0        200,000
                                                                    -----------    -----------
            Net cash provided by investing activities                 4,054,000      1,290,000
                                                                    -----------    -----------

Cash flows from financing activities:
   Borrowings (repayments) of short term debt                                 0       (445,000)
   Borrowings from (repayments to) related parties                            0       (100,000)
   Increase (decrease) in margin accounts                            (1,692,000)    (1,418,000)
   Repayments of long term debt                                               0     (2,000,000)
                                                                    -----------    -----------
            Net cash (used in) provided by financing activities      (1,692,000)    (3,963,000)
                                                                    -----------    -----------

Net increase (decrease) in cash and cash equivalents                  1,456,000       (174,000)
Cash and cash equivalents, beginning                                     80,000        197,000
                                                                    -----------    -----------
Cash and cash equivalents, end                                      $ 1,536,000    $    23,000
                                                                    ===========    ===========

Supplemental Information:
Cash paid for interest                                              $   101,000    $   257,000
                                                                    ===========    ===========

                              WALNUT CAPITAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PREPARATION.

         The accompanying financial statements as of June 30, 1999 are unaudited; however, in the opinion of the management of Walnut Capital Corporation, a Delaware corporation (the "Company"), such statements include all adjustments (consisting of normal recurring accruals) necessary to present a fair statement of the information presented therein.

         Pursuant to accounting requirements of the Securities and Exchange Commission ("SEC") applicable to quarterly reports on Form 10-Q, the accompanying financial statements and these notes do not include all disclosures required by generally accepted accounting principles for audited consolidated financial statements. Accordingly, these statements should be read in conjunction with the most recent audited financial statements included in the Form 10-K, filed by Walnut Financial Services Inc., a Utah corporation (the "Parent Company"), of the Company are consolidated for the fiscal year ended December 31, 1998, in which the financial statements are consolidated.

         Results of operations for interim periods are not necessarily indicative of those to be achieved for fiscal years.

         The Company has determined it is required to present its financial statements in accordance with generally accepted accounting principles and SEC regulations in the format applicable to investment companies, which generally means that investments are reported at fair market value rather than cost.

2.       ORGANIZATION.

         The Company is a wholly-owned subsidiary of the Parent Company. The Parent Company is a closed-end management investment company, which elected on October 15, 1997 to be regulated as a Business Development Company ("BDC") under the Investment Company Act of 1940, as amended (the "Investment Company Act"). As a result of the technical nature of the Investment Company Act, the Company and the Parent Company's other then wholly-owned subsidiaries (collectively, the "Other Subsidiaries"), Walnut Funds, Inc., a Delaware corporation, and Universal Bridge Fund, Inc., a Delaware corporation, also elected to be regulated as BDCs and registered as reporting companies under the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act"). Notwithstanding their registration under the Securities Exchange Act, the Company and the Other Subsidiaries did not begin filing the periodic reports and other information required by the Securities Exchange Act in reliance upon a no-action letter (the "No-Action Letter") received from the staff of the SEC. In the No-Action Letter, the SEC staff indicated that it would take no action against the Company and the Other Subsidiaries for failing to file information required by the Securities Exchange Act in order to permit the Company, the Parent Company and the Other Subsidiaries to avoid the significant expense and administrative burden of such filings while applying to the SEC to permit the Company and the Other Subsidiaries not to file such reports. The SEC staff's position taken in the No-Action Letter has expired by its terms and the application of the Company, the Other Subsidiaries and the Parent Company has not been approved by the SEC. The Company and the Other Subsidiaries have not asked the SEC staff to renew its position in the No-Action Letter. Therefore, this Quarterly Report on Form 10-Q is the first periodic report that the Company has filed under the Exchange Act.

         The Company is a closed-end management investment company which was formed in 1980 for the purpose of operating as a Small Business Investment Company (an "SBIC") under the Small

Business Investment Act of 1958 (as amended, the "SBIA") and is subject to regulations promulgated by the Small Business Administration (the "SBA") pursuant to the provisions of the SBIA.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

         NET INCOME (LOSS) PER SHARE. Net income (loss) per share is computed based on the weighted-average number of shares outstanding for each period. Common stock equivalents have been considered where they are not anti-dilutive.

4.       RELATED PARTY TRANSACTIONS.

         The Company retains a law firm at which a Company officer is of counsel. No payments was paid to such firm by the Company during the six months ended June 30, 1999 for reimbursement of expenses and legal services incurred.

         In April 1997, the Company received an unsecured loan from a related party in the amount of $400,000. Such loan bears interest at 9.5% per annum. The loan is to be repaid in four quarterly installments commencing March 31, 1998. The first and second installments were paid on April 1, 1998 and July 1998, respectively. The third and forth payments which were due on October 1, 1998 and January 1, 1999 respectively have been deferred and the Company is allowed to defer further principal payments provided that quarterly interest is paid on the outstanding balance.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Certain statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998.

         The Company had realized gain income of $4,022,000 for the six months ended June 30, 1999, compared to $1,125,000 for the six months ended June 30, 1998. The realized gains for the six months ended June 30, 1999 resulted predominately from the sale of shares of First Health Group, Inc. (formerly HealthCare COMPARE Corp.) and Multimedia Games, Inc.

         Interest expense for the six months ended June 30, 1999 was $101,000 as compared to $209,000 for the same period in 1998. The decrease of $108,000 or 52% in interest expense is attributable to a repayment of $2,000,000 of debentures to the SBA (the "Walnut Debentures") on June 1, 1998, and a reduction in margin payable to brokers. General and administrative expenses for the six months ended June 30, 1999 was $336,000 as compared to $325,000 for the six months ended June 30, 1998.

         Unrealized depreciation on investments before income tax for the six months ended June 30, 1999 was $3,715,000 as compared to $1,442,000 for the same period in 1998. The difference of $2,273,000 in unrealized depreciation is primarily the result of the recognition for the six months ended June 30, 1999 of amounts previously recorded as unrealized gains on investments before income tax attributable to First Health Group, Inc. securities.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998.

         The Company had realized gain income of $2,000 for the three months ended June 30, 1999, compared to $172,000 for the three months ended June 30, 1998. The realized gains for the three months ended June 30, 1999 resulted predominately from the sale of shares of Multimedia Games, Inc.

         Interest expense for the three months ended June 30, 1999 was $49,000 as compared to $88,000 for the same period in 1998. The decrease of $39,000 or 44% in interest expense is attributable to a repayment of $2,000,000 of the Walnut Debentures on June 1, 1998, and a reduction in margin payable to brokers. General and administrative expenses for the three months ended June 30, 1999 was $179,000 as compared to $170,000 for the three months ended June 30, 1998.

         Unrealized appreciation on investments before income tax for the three months ended June 30, 1999 was $268,000 as compared to $628,000 unrealized depreciation on investments for the same period in 1998. The difference of $895,000 in unrealized appreciation is primarily the result of the appreciation in value of I-Flow Corp.'s stock in 1999 and the depreciation in value of Paragon Health and I-Flow stock in 1998.



LIQUIDITY AND CAPITAL RESOURCES.

         As part of the SBIC program, The Company has, from time to time, issued $12 million of Walnut Debentures of which Walnut Debentures in the principal amount of $8 million were repaid prior to 1998. Additional Walnut Debentures in the principal amount of $2 million was repaid on June 1, 1998. Walnut Debentures in the principal amount of $2 million were outstanding as of June 30, 1999. Such Walnut Debentures were originally issued in September 1989, bear interest at a rate of 8.80% per annum and are due on September 1, 1999.

         Interest on the Walnut Debentures is paid semi-annually, and principal is due at maturity. The Company has been current in all of its interest payments to the SBA.

         The Walnut Debentures prohibit the distribution of earnings or other assets of the Company to its Parent Company, except for distributions made out of undistributed realized earnings computed in accordance with SBA regulations. For so long as any indebtedness under the Walnut Debentures remains outstanding, Walnut Capital is prohibited from repurchasing or converting any of its equity (but not debt) securities or paying dividends (including dividends to the Parent Company) without the consent of the SBA. In addition, the Company is prohibited from incurring any secured indebtedness, except for the $5,765,000 of secured indebtedness that was outstanding at April 8, 1994. There are no limitations on the amount of unsecured indebtedness the Company can incur. The Walnut Debentures cannot be prepaid without payment of a prepayment penalty related to the time of such prepayment.

         Additionally, the Company reduced its broker margin account by $1.7 million and increased its cash and cash equivalents by $1.4 million in the first quarter of 1999. The source of funds were primarily from the sale of First Health Group, Inc. (formerly HealthCare COMPARE Corp.) securities, creating a realized capital gain of approximately $4 million in the first quarter of 1999. The Company has cash and a broker margin account available to repay the $2 million of Walnut Debentures due September 1, 1999.

         In 1998, the SBA issued a finding that the Company had violated Section 107.700, by purchasing securities from a big business as defined in the SBA regulations. The Company believes the SBA is in error in its interpretation of this finding, by including shares held by employees of the seller as being affiliated with such seller. The SBA has also informed the Company that it is in violation of section 107.503(c) and 107.650 and valuation guidelines for SBICs. The Company disagrees with the SBA's interpretation of the requirements and the matter is being discussed with the SBA. The SBA also found the Company in violation of Section 107.825(e), purchase of securities from non-issuers. The Company believes this finding to be inconsistent with actions taken by the SBA in the past, and has entered into discussions with the SBA to clarify the issue. The SBA, if it finally determines that the Company did violate any of the foregoing regulations, may declare a default under the outstanding $2,000,000 of Walnut Debentures and accelerate the maturity for such Walnut Debentures from September 1, 1999 to the date of such acceleration. Further, the Company has not filed its Form 468 timely for the year ended December 31, 1998. This report was due on March 31, 1999. Management believes that none of these findings will have material effect on the Company as a whole, and believes that if the maturity of the Walnut Debentures is accelerated, it will have sufficient funds available from existing sources of liquidity to satisfy its repayment obligations.

         In April 1997, the Company received an unsecured loan from The Holding Company (THC), a company for which Burton W. Kanter, Chief Executive Officer of the Company, serves as President, in the amount of $400,000. The loan bears interest at 9.5%. The loan was to be repaid in four installments each following the end of each of the fiscal quarters of the Company in 1998 with the first installment to be paid on April 1, 1998. The first and second installments were paid on April 1, 1998 and July 1998, respectively. The third and fourth payment which were due on October 1, 1998 and January 1, 1999 had been deferred and the Company is allowed to delay further principal payments provided that quarterly interest to be paid on the outstanding balance. The Company has been current in all of its interest payment to THC, and this loan has a principal balance of $200,000 as of June 30, 1999.

         Unless otherwise approved by the SBA, Walnut Capital is prohibited from making any dividend or other cash advance to the Parent Company, its sole stockholder. In addition, the declaration in the future of any cash or stock dividends will be at the discretion of the Company's Board of Directors depending upon the earnings, capital requirements and financial position of the Company, general economic conditions and other pertinent factors.

INVESTMENT PORTFOLIO CHANGES.

         The sale of certain portfolio investments resulted in unrealized depreciation and realized gains during the six months ended June 30, 1999 as follows:


                              Unrealized Appreciation
                                   (Depreciation)           Realized Gain (Loss)
                              -----------------------       --------------------
First Health Group
  (formerly HealthCare
   COMPARE Corp.)                     $(4,069,000)              $4,020,000
Multimedia Games, Inc.                     (2,000)                   2,000


The Company's equity investments that appreciated/(depreciated) in value during the six months ended June 30, 1999 were as follows:

                                          Unrealized Appreciation (Depreciation)
                                          --------------------------------------
I-Flow Corporation                                    $738,000
Mariner Post-Acute Network
  (formerly Paragon Health)                           (598,000)
Optiva Corp.                                           188,000
Logic Devices Inc.                                      94,000
ESynch Corp. (formerly SoftKat, Inc.)                   80,000
Trans Global Services, Inc.                            (61,000)
HP America Inc.                                        (67,000)
Others                                                 (18,000)


YEAR 2000 COMPLIANCE.

         The year 2000 creates the potential for date related data to cause computer processing errors or system shut-downs because computer-controlled systems have historically used two digits rather than four to define years. Computer programs that contain time data sensitive software may recognize a date using two digits of "00" as the year 1900 rather than the year 2000. The miscalculations and systems failures that may be caused by such date misrecognition could disrupt the operations of the Company or its portfolio companies. Since this risk relates to computer-controlled systems, the year 2000 issue affects computer software, computer hardware, and any other equipment with imbedded technology that involves date sensitive functions.

         The Company has assessed the scope of its Year 2000 problems and remediated such problems for each of its internal computer software programs and its computer hardware. The Company spent no amounts to modify or replace its internal computer software program and its computer hardware, including to upgrade software and to modify maintenance agreements in the quarter ended June 30, 1999. Through June 30, 1999, it has spent $15,000 in aggregate for such upgrades and modifications. The Company does not believe that it has machinery with embedded computer technology or that it relies upon any supplier that is material to its business. Since it believes its assessment and remediation efforts have been completed, the Company has not developed any contingency plans in the event it or any of its subsidiaries experiences year 2000 problems and it does not expect to expend any material amounts on such remediation in the future. However, if the Company has failed to properly assess any of the year 2000 problems or failed to fully remedy any identified year 2000 problems of its computer hardware or computer software programs, the Company may be forced to spend more on such remediation in the future and the Company's operations may be adversely affected.

         Since the Company does not control its portfolio companies, it has not attempted to dictate assessment, remediation or contingency planning for such companies, though Company representatives on the boards of directors of portfolio companies have participated in such boards' oversight of those companies' year 2000 efforts. Each portfolio company's year 2000 efforts are necessarily directed by such companies' management and boards of directors. Furthermore, the Company has invested in many private companies which are not obligated to inform the Company about their year 2000 efforts. If any portfolio company fails to timely assess or remediate its year 2000 problems, the value of the Company's investment in such portfolio company may be adversely impacted. The aggregate value of Company's portfolio could be materially adversely impacted if a number of portfolio companies experience year 2000 problems or significant costs to avoid or remediate such problems. The Company does not expect to know the impact of the year 2000 problem on the aggregate value of its portfolio until after January 1, 2000. None of the Company's computer systems are interrelated with those of any of its portfolio companies.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not presently involved as plaintiff or defendant in any material legal actions.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit 27 - Financial Data Schedule
(b) No Current Reports on Form 8-K have been filed during the quarter for which this Quarterly Report on Form 10-Q is being filed.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 13, 1999           WALNUT CAPITAL CORP.
                                 (Registrant)

                                 /s/ Joel S. Kanter
                                 -----------------------------------------------
                                 Joel S. Kanter
                                 President (Principal Administrative Officer)


Date:  August 13, 1999           /s/ Robert F. Mauer
                                 -----------------------------------------------
                                 Robert F. Mauer
                                 Treasurer (Principal Financial and Accounting
                                 Officer)

                                  EXHIBIT INDEX


3.1  Articles of Incorporation of Walnut Capital Corp., as amended [3.1](1)

3.2  Bylaws of Walnut Capital Corp. [3.2](1)

10.1 The Walnut Capital Corporation 1987 Stock Option Plan. [10.6](2)

----------------

[ ] Exhibits so marked have been previously filed with the SEC as exhibits to the filings shown below under the exhibit numbers indicated following the respective document description and are incorporated herein by reference.

(1) Previously filed as an Exhibit to the Registrant's Registration Statement on Form 8-A dated October 8, 1997 as filed with the SEC on October 10, 1997.

(2) Previously filed as an Exhibit to the initial filing of Walnut Financial Services, Inc. Registration Statement on Form 10 dated May 10, 1995 as filed with the SEC on May 11, 1995.