Form 10-Q
period 1999-09-30
WALNUT CAPITAL CORP /DE
filed 1999-10-29
CIK 944940

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

            [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 1999 OR
                                             ------------------

            [ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                  to
                                        ---------------     ---------------

                  Commission file numbers 0-23201 and 814-00151

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

Yes   X     No
     ---        ---

         As of October 29 1999, the Registrant had 1,000 shares of common stock, $.01 par value per share, issued and outstanding.

                           WALNUT CAPITAL CORPORATION
                               INDEX TO FORM 10-Q

                               SEPTEMBER 30, 1999


                                                                                         Page Number
                                                                                         -----------
                         Part I - Financial Information
Item 1.       Financial Statements                                                           2

Statements of Assets and Liabilities as of September 30, 1999 and                            2
December 31, 1998

Investments in Securities as of September 30, 1998                                           3

Statements of Operations for the Nine Months and Three Months ended                          5
September 30, 1999 and 1998

Statements of Changes in Net Assets for the Nine Months ended September                      6
30, 1999 and 1998

Statements of Cash Flows for the Nine Months ended September 30, 1999                        7
and 1998

Notes to Financial Statements                                                                8

Item 2.       Management's Discussion and Analysis of Financial                              9
              Condition and Results of Operations

                           Part II - Other Information

Item 1.       Legal Proceedings                                                             14

Item 5.       Other Information                                                             14

Item 6.       Exhibits Required by Item 601 and Reports on Form 8-K                         14

Signatures                                                                                  15

Exhibits                                                                                    16

Exhibit 27.1

ITEM 1.  FINANCIAL STATEMENTS

                              WALNUT CAPITAL CORP.
                      STATEMENTS OF ASSETS AND LIABILITIES


                                                                                  SEPTEMBER 30,
                                                                                      1999         DECEMBER 31,
                                                                                   (UNAUDITED)         1998
                                                                                  -------------   -------------
Assets:
Investments at Market or Fair Value:
     Marketable equity securities (cost of $1,211,000 in 1999 and
     $1,080,000 in 1998 )                                                         $  1,485,000    $  5,132,000
     Non-marketable equity securities (cost of $9,143,000 in 1999
     and $9,943,000 in 1998)                                                         3,849,000       3,746,000
     Non-marketable debt securities (cost of $713,000 in 1999 and
     $718,000 in 1998)                                                                  23,000          23,000
                                                                                  ------------    ------------
       Total portfolio securities                                                    5,357,000       8,901,000

Cash and cash equivalents                                                              658,000          80,000
Prepaid management fees to Parent                                                    1,755,000         747,000
Other assets                                                                             6,000          43,000
                                                                                  ------------    ------------
       Total assets                                                                  7,776,000       9,771,000

Liabilities:
     Margin payable to brokers                                                               0       1,692,000
     Notes payable to related parties                                                  200,000         200,000
     Accounts payable, accrued expenses and other current                               96,000         165,000
     liabilities                                                                     1,500,000       2,000,000
     Debentures payable                                                              1,572,000       1,466,000
     Deferred Tax Liability                                                       ------------    ------------
       Net assets                                                                 $  4,408,000    $  4,248,000
                                                                                  ============    ============

Common stock, $.01 par value, 1,000 shares authorized, 1,000 and
1,000 issued and outstanding                                                      $      8,000    $      8,000

Additional paid in capital                                                           9,308,000       9,308,000

Accumulated deficit:

     Net investment loss                                                            (9,000,000)     (8,686,000)
     Net realized gain on investment                                                11,482,000       9,283,000
     Net unrealized depreciation of investments                                     (7,390,000)     (5,665,000)
                                                                                  ------------    ------------

       Net assets applicable to outstanding common shares (equivalent to $4,408 and $4,248 per share based on 1,000 and 1,000 outstanding common shares
       at September 30, 1999 and December 31, 1998, respectively)                 $  4,408,000    $  4,248,000
                                                                                  ============    ============

                              WALNUT CAPITAL CORP.
                            INVESTMENTS IN SECURITIES
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)



                                                                                  SHARES         VALUE
                                                                                  -------      ---------
Common and Preferred Stocks -

    Healthcare - 45%
       American Psych Systems, Inc.                                               122,950      $ 350,000
       Greystone Medical Group, Inc.                                              200,000         40,000
       HP America Inc.                                                             66,667              0
       I-Flow Corporation                                                         300,000      1,260,000
       Ivonyx Group Services, Inc.                                                100,000        100,000
       Mariner Post-Acute Network (formerly Paragon Health)                       140,757         56,000
       Med Images, Inc.                                                           241,530        454,000
       MHM Services, Inc.                                                         131,955         66,000
       Rainbow Medical, Inc.                                                       25,000         50,000
       Sovereign Medical Acquisition Corp.     -Common                              4,000         24,000
       Sovereign Medical Acquisition Corp.     -Units                               3,333         20,000
                                                                                              ----------
                                                                                               2,420,000
                                                                                              ----------

    High technology - 9%
       Logic Devices Incorporated                                                  25,300         68,000
       Madison Info. Tech.     - Preferred A                                       60,000        150,000
       Madison Info. Tech.     - Preferred B                                       60,000        150,000
       Thermo Information Solutions, Inc.                                          10,000         90,000
       J.L. Wickham Co., Inc.     -Common                                         250,696              0
       J.L. Wickham Co., Inc.     -Preferred                                      281,788              0
                                                                                              ----------
                                                                                                 458,000
                                                                                              ----------

    Communications - 19%
       International Business Network                                              70,000        105,000
       Trans Global Services, Inc.                                                 73,739         68,000
       Vision III Imaging, Inc.                                                    10,835        867,000
                                                                                              ----------
                                                                                               1,040,000
                                                                                              ----------

    Biotechnology - 11%
       BioHorizons Implant Systems, Inc.                                          193,934        300,000
       Metatech Corp.                                                              14,817              0
       Optiva Corporation                                                          30,039        188,000
       Osteoimplant Technology, Inc.                                               80,000          1,000
       Vaxgen, Inc.                                                                 8,400        119,000
                                                                                              ----------
                                                                                                 608,000
                                                                                              ----------

    Environmental - 0%
       Clean America Corp.                                                         59,375              0
       Inorganic Recycling, Inc.                                                   10,000              0
                                                                                              ----------
                                                                                                       0
                                                                                              ----------

    Other - 15%
       Automotive Performance Group                                                50,000         50,000
       Linter's, Inc.                                                              42,784         75,000
       Esynch Corp. (formerly SoftKat, Inc.)    - Common                           36,585        161,000
       Esynch Corp. (formerly SoftKat, Inc.)    - Preferred                       120,000        123,000
       VINnet Holdings, Inc.     - Common                                          25,000        125,000
       VINnet Holdings, Inc.     - Preferred A                                        180        180,000
       VINnet Holdings, Inc.     - Preferred B                                     37,643         94,000
                                                                                              ----------
                                                                                                 808,000
                                                                                              ----------

     Total common and preferred stocks (cost $10,354,000)                                      5,334,000


    Debt securities - 1%
       TCOM Services, Inc.                                                                             0
       VINnet Holding, Inc.                                                                       23,000
         Total debt securities (cost $713,000)                                                    23,000
                                                                                              ----------

         Total - 100% (cost $11,067,000)                                                      $5,357,000
                                                                                              ==========

                              WALNUT CAPITAL CORP.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                FOR THE NINE MONTHS ENDED     FOR THE THREE MONTHS ENDED
                                                       SEPTEMBER 30,                SEPTEMBER 30,
                                                --------------------------    --------------------------
                                                    1999          1998           1999           1998
                                                -----------    -----------    -----------    -----------
 Investment income:
   Interest income                                   51,000         32,000         14,000          1,000
   Dividend income                                        0          3,000              0              0
                                                -----------    -----------    -----------    -----------
 Total income                                        51,000         35,000         14,000          1,000
Expenses:
   Interest expense                                 150,000        286,000         49,000         77,000
   General and administrative                       424,000        495,000         88,000        170,000
                                                -----------    -----------    -----------    -----------
 Net investment (loss) before taxes                (523,000)      (746,000)      (123,000)      (246,000)
 Income tax benefit                                 209,000        298,000              0         98,000
                                                -----------    -----------    -----------    -----------
 Net investment (loss)                             (314,000)      (448,000)      (123,000)      (148,000)
                                                -----------    -----------    -----------    -----------
Realized and unrealized gains on investments:
   Realized gain on sale of investments
   before income tax                              3,665,000        352,000       (357,000)      (773,000)
   Income tax provision                          (1,466,000)      (141,000)             0        309,000
                                                -----------    -----------    -----------    -----------
   Net realized gain on sale of investments
                                                  2,199,000        211,000       (357,000)      (464,000)
                                                -----------    -----------    -----------    -----------
   Unrealized appreciation (depreciation)
      on investments before income tax           (2,875,000)    (3,553,000)       839,000     (2,111,000)
   Income tax benefit                             1,150,000      1,421,000       (107,000)       844,000
                                                -----------    -----------    -----------    -----------
   Net unrealized appreciation
      (depreciation) on investments              (1,725,000)    (2,132,000)       732,000     (1,267,000)
                                                -----------    -----------    -----------    -----------
   Net realized and unrealized gains
      (losses) on investments                       474,000     (1,921,000)       375,000     (1,731,000)
                                                -----------    -----------    -----------    -----------
   Net increase (decrease) in net assets
      resulting from operations                 $   160,000    $(2,369,000)   $   252,000    $(1,879,000)
                                                -----------    -----------    -----------    -----------

   Gain (Loss) per share - basic and diluted    $    160.00    $ (2,369.00)   $    252.00    $ (1,879.00)
                                                -----------    -----------    -----------    -----------

   Weighted average shares outstanding                1,000          1,000          1,000          1,000
                                                ===========    ===========    ===========    ===========

                              WALNUT CAPITAL CORP.
                       STATEMENTS OF CHANGES IN NET ASSETS
                                   (UNAUDITED)


                                                      FOR THE NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                    ----------------------------
                                                        1999            1998
                                                    ------------    ------------
Decrease in net assets resulting from operations:

  Net investment loss                               $   (314,000)   $   (448,000)
  Net realized gains on investments                    2,199,000         211,000
  Net unrealized depreciation on investments          (1,725,000)     (2,132,000)
                                                    ------------    ------------

Total increase (decrease) in net assets                  160,000      (2,369,000)
                                                    ------------    ------------

Net assets at beginning of period                      4,248,000      11,801,000
                                                    ------------    ------------

Net assets at end of period                         $  4,408,000    $  9,432,000
                                                    ============    ============

                              WALNUT CAPITAL CORP.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                     FOR THE NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                     --------------------------
                                                                        1999           1998
                                                                     -----------    -----------
Cash flows from operating activities:
   Net increase (decrease) in net assets resulting from operations   $   160,000    $(2,369,000)
   Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
      Net unrealized depreciation of investments                       2,875,000      3,553,000
      Net realized gain on investments                                (3,665,000)      (352,000)
      Change in net deferred tax liability                               106,000     (1,578,000)
      Changes in assets and liabilities:
         Other assets                                                   (971,000)     2,946,000
         Other liabilities                                               (69,000)        35,000
                                                                     -----------    -----------
            Net cash used in operating activities                     (1,564,000)     2,235,000
                                                                     -----------    -----------

Cash flows from investing activities:
   Purchases of common stock, healthcare                                       0       (342,000)
   Purchases of common stock, high tech                                        0       (300,000)
   Purchases of common stock, bio tech                                         0       (300,000)
   Purchases of common stock, communications                                   0       (125,000)
   Purchases of common stock, other                                            0       (100,000)
   Purchases of debt securities                                                0        (20,000)
   Proceeds from sale of general partnership interest                          0         92,000
   Proceeds from sale of common stock, healthcare                      4,031,000      1,769,000
   Proceeds from sale of common stock, bio tech                          201,000              0
   Proceeds from sale of common stock, communications                     10,000              0
   Proceeds from sale of common stock, high tech                          92,000         74,000
   Collections from debt securities                                            0        200,000
                                                                     -----------    -----------
            Net cash provided by investing activities                  4,334,000        948,000
                                                                     -----------    -----------

Cash flows from financing activities:
   Borrowings (repayments) of short term debt                                  0       (445,000)
   Borrowings from (repayments to) related parties                             0       (200,000)
   Increase (decrease) in margin accounts                             (1,692,000)      (687,000)
   Repayments of long term debt                                         (500,000)    (2,000,000)
                                                                     -----------    -----------
            Net cash (used in) provided by financing activities       (2,192,000)    (3,332,000)
                                                                     -----------    -----------

Net increase (decrease) in cash and cash equivalents                     578,000       (149,000)
Cash and cash equivalents, beginning                                      80,000        197,000
                                                                     -----------    -----------
Cash and cash equivalents, end                                       $   658,000    $    48,000
                                                                     ===========    ===========

Supplemental Information:
Cash paid for interest                                               $   190,000    $   380,000
                                                                     ===========    ===========

                              WALNUT CAPITAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PREPARATION.

         The accompanying financial statements as of September 30, 1999 are unaudited; however, in the opinion of the management of Walnut Capital Corp., a Delaware corporation (the "Company"), such statements include all adjustments (consisting of normal recurring accruals) necessary to present a fair statement of the information presented therein.

         Pursuant to accounting requirements of the Securities and Exchange Commission ("SEC") applicable to quarterly reports on Form 10-Q, the accompanying financial statements and these notes do not include all disclosures required by generally accepted accounting principles for audited financial statements. Accordingly, these statements should be read in conjunction with the most recent audited financial statements included in the Form 10-K, filed by Walnut Financial Services Inc., (the "Parent Company") for the fiscal year ended December 31, 1998.

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

2.       ORGANIZATION.

         The Company is a wholly-owned subsidiary of the Parent Company. The Parent Company is a closed-end management investment company, which elected on October 15, 1997 to be regulated as a Business Development Company ("BDC") under the Investment Company Act of 1940, as amended (the "Investment Company Act"). As a result of the technical nature of the Investment Company Act, the Company and certain of the Parent Company's other wholly-owned subsidiaries (collectively, the "Other Subsidiaries"), Walnut Funds, Inc., a Delaware corporation, and Universal Bridge Fund, Inc., a Delaware corporation, also elected to be regulated as BDCs and registered as reporting companies under the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act"). Notwithstanding their registration under the Securities Exchange Act, the Company and the Other Subsidiaries did not begin filing the periodic reports and other information required by the Securities Exchange Act in reliance upon a no-action letter (the "No-Action Letter") received from the staff of the SEC. In the No-Action Letter, the SEC staff indicated that it would take no action against the Company and the Other Subsidiaries for failing to file information required by the Securities Exchange Act in order to permit the Company, the Parent Company and the Other Subsidiaries to avoid the significant expense and administrative burden of such filings while applying to the SEC to permit the Company and the Other Subsidiaries not to file such reports. The SEC staff's position taken in the No-Action Letter has expired by its terms and the application of the Company, the Other Subsidiaries and the Parent Company has not been approved by the SEC. The Company and the Other Subsidiaries have not asked the SEC staff to renew its position in the No-Action Letter. Therefore, the Company filed as its first periodic report under the Securities Exchange Act a Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 1999.

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

4.       RELATED PARTY TRANSACTIONS.

         The Company retains a law firm at which a Company officer is of counsel. Payments totaling $2,000 were paid to such firm by the Company during the nine months ended September 30, 1999 for reimbursement of expenses and legal services incurred.

         In April 1997, the Company received an unsecured loan from a related party in the amount of $400,000. Such loan bears interest at 9.5% per annum. The loan is to be repaid in four quarterly installments commencing March 31, 1998. The first and second installments were paid on April 1, 1998 and July 1998, respectively. The third and forth payments which were due on October 1, 1998 and January 1, 1999, respectively, have been deferred, and the Company is allowed to defer further principal payments provided that quarterly interest is paid on the outstanding balance.

5.       RECENT DEVELOPMENTS.

         The Parent Company has entered into an Amended and Restated Agreement and Plan of Merger dated as of August 5, 1999 (the "Merger Agreement"), with Tower Hill Securities, Inc., a New York corporation, and Tower Hill Acquisition Corp., a New York corporation and a wholly owned subsidiary of the Parent Company. The Parent Company has also called a special meeting (the "Special Meeting") of its stockholders at 8 a.m. Eastern Time on November 1, 1999 and solicited the proxies of its stockholders to vote at the Special Meeting. At the Special Meeting, the stockholders of the Company will be asked to consider and vote upon the transactions contemplated by the Merger Agreement, and, if approved at the Special Meeting, the transactions are expected to be consummated as promptly as possible thereafter. In connection with those transactions, the Company will execute an Agreement and Plan of Mergers with THCG, LLC, a Delaware limited liability company ("THCG"), and the Other Subsidiaries, pursuant to which the Company and the Other Subsidiaries will merge with and into THCG and, as a result, the Company and the Other Subsidiaries will cease to exist as separate entities.


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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998.

           The Company had realized gain income of $3,665,000 for the nine months ended September 30, 1999, compared to $352,000 for the nine months ended September 30, 1998. The realized gains for the nine months ended September 30, 1999 resulted predominately from the sale of shares of First Health Group, Inc. (formerly HealthCare COMPARE Corp.) and Multimedia Games, Inc.

         Interest expense for the nine months ended September 30, 1999 was $150,000 as compared to $286,000 for the same period in 1998. The decrease of $136,000 or 48% in interest expense is attributable to a repayment of $2,000,000 of debentures to the SBA (the "Walnut Debentures") on June 1, 1998, and a reduction in margin payable to brokers. An additional $500,000 of Walnut Debentures was repaid on September 24, 1999. This repayment did not significantly decrease the Company's interest expense for the nine months ended September 30, 1999. General and administrative expenses for the nine months ended September 30, 1999 was $424,000 as compared to $495,000 for the nine months ended September 30, 1998.

         Unrealized depreciation on investments before income tax for the nine months ended September 30, 1999 was $2,875,000 as compared to $3,553,000 for the same period in 1998. The unrealized depreciation on investments before income tax for the nine months ended September 30, 1999 is primarily the result of the recognition of amounts previously recorded as unrealized gains on investments before income tax attributable to First Health Group, Inc. securities.

         RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998.

         The Company had a realized loss of $357,000 for the three months ended September 30, 1999, compared to a loss of $773,000 for the three months ended September 30, 1998. The realized losses for three months ended September 30, 1999 due predominately from the sale of shares of Logic Devices Incorporated and Trans Global Services, Inc.

         Interest expense for the three months ended September 30, 1999 was $49,000 as compared to $77,000 for the same period in 1998. The decrease of $28,000 or 36% in interest expense is attributable to a repayment of $2,000,000 of the Walnut Debentures on September 1, 1998, and a reduction in margin payable to brokers. The additional $500,000 of Walnut Debentures repaid on September 24, 1999 did not have a significant effect on the Company's interest expenses for the three months ended September 30, 1999. General and administrative expenses for the three months ended September 30, 1999 was $88,000 as compared to $170,000 for the three months ended September 30, 1998.

         Unrealized appreciation on investments before income tax for the three months ended September 30, 1999 was $839,000 as compared to $2,111,000 unrealized depreciation on investments for the same period in 1998. The appreciation in 1999 was the result of reversing previously recorded unrealized losses when the losses were realized with the sale of Logic Devices Incorporated and Trans Global Services, Inc. shares. The depreciation in 1998 was primarily due to a decrease in the valuation of First Health Choice securities.

LIQUIDITY AND CAPITAL RESOURCES.

         As part of the SBIC program, the Company has, from time to time, issued $12 million of Walnut Debentures, of which Walnut Debentures in the principal amount of $8 million were repaid prior to 1998. Additional Walnut Debentures in the principal amount of $2 million was repaid on June 1, 1998. Walnut Debentures in the principal amount of $1.5 million were outstanding as of September 30, 1999. Such Walnut Debentures were originally issued in September 1989, bore interest at a rate of 8.80% per annum, paid semi-annually, and due on September 1, 1999. Pursuant to the terms of an agreement that the Company executed with the SBA in September 1999, the Company paid only $500,000 of the amount due by the original maturity date and the maturity of the remainder of the Walnut Debentures was extended to December 1, 1999, subject to the SBA's right to demand earlier payment. These Walnut Debentures will bear interest at a rate of 6.75% percent per annum, rather than 8.80%.

         The Walnut Debentures prohibit the distribution of earnings or other assets of the Company to the Parent Company, except for distributions made out of undistributed realized earnings computed in accordance with SBA regulations. For so long as any indebtedness under the Walnut Debentures remains outstanding, the Company is prohibited from repurchasing or converting any of its equity (but not debt) securities or paying dividends (including dividends to the Parent Company) without the consent of the SBA. In addition, the Company is prohibited from incurring any secured indebtedness, except for the $5,765,000 of secured indebtedness that was outstanding at April 8, 1994. There are no limitations on the amount of unsecured indebtedness the Company can incur.

         Additionally, the Company reduced its broker margin account by $1.7 million and increased its cash and cash equivalents by $1.4 million in the first quarter of 1999. The source of funds were primarily from the sale of First Health Group, Inc. (formerly HealthCare COMPARE Corp.) securities, creating a realized capital gain of approximately $4 million in the first quarter of 1999.

         In 1998, the SBA issued a finding that the Company had violated Section 107.700, by purchasing securities from a big business as defined in the SBA regulations. The Company believes the SBA is in error in its interpretation of this finding, by including shares held by employees of the seller as being affiliated with such seller. The SBA has also informed the Company that it is in violation of section 107.503(c) and 107.650 and valuation guidelines for SBICs. The Company disagrees with the SBA's interpretation of the requirements and the matter is being discussed with the SBA. The SBA also found the Company in violation of Section 107.825(e), purchase of securities from non-issuers. The Company believes this finding to be inconsistent with actions taken by the SBA in the past, and has entered into discussions with the SBA to clarify the issue. The SBA, if it finally determines that the Company did violate any of the foregoing regulations, may declare a default under the outstanding $1,500,000 of Walnut Debentures. Further, the Company has not filed its Form 468 for the year ended December 31, 1998. This report was due on March 31, 1999. Management believes that none of these findings will have material effect on the Company, or the Company as a whole, and believes that if the maturity of the Walnut Debentures is accelerated, it will have sufficient funds available from existing sources of liquidity to satisfy its repayment obligations.

         In April 1997, the Company received an unsecured loan from The Holding Company ("THC"), a company for which Burton W. Kanter, Chief Executive Officer of the Company, serves as President, in the amount of $400,000. The loan bears interest at 9.5%. The loan was to be repaid in four installments each following the end of each of the fiscal quarters of the Company in 1998 with the first installment to be paid on April 1, 1998. The first and second installments were paid on April 1, 1998 and July 1998, respectively. The third and fourth payment which were due on October 1, 1998 and January 1, 1999 have been deferred and the Company is allowed to delay further principal payments provided that quarterly interest is paid on the outstanding balance. The Company has been current in all of its interest payment to THC, and this loan had a principal balance of $200,000 as of September 30, 1999.

         Unless otherwise approved by the SBA, the Company is prohibited from making any dividend or other cash advance to the Parent Company, its sole stockholder. In addition, the declaration in the future of any cash or stock dividends will be at the discretion of the Company's Board of Directors depending upon the earnings, capital requirements and financial position of the Company, general economic conditions and other pertinent factors.

INVESTMENT PORTFOLIO CHANGES.

         The sale of certain portfolio investments resulted in unrealized depreciation and realized gains during the nine months ended September 30, 1999 as follows:


                                           Unrealized Appreciation
                                                (Depreciation)                   Realized Gain (Loss)
                                           -----------------------               ---------------------
First Health Group
  (formerly HealthCare
   COMPARE Corp.)                                  $(4,069,000)                        $4,020,000
Trans Global Services, Inc.                                                              (358,000)
Logic Devices Incorporated                                                               (171,000)
Optiva Corporation                                                                        116,000
Multimedia Games, Inc.                                   2,000                              3,000
Vaxgen, Inc.                                                                               55,000

The Company's equity investments that appreciated/(depreciated) in value during the nine months ended September 30, 1999 were as follows:


                                                           Unrealized Appreciation (Depreciation)
                                                           --------------------------------------
I-Flow Corporation                                                    $898,000
American Psych Systems, Inc.                                           200,000
Mariner Post-Acute Network
  (formerly Paragon Health)                                           (615,000)
Automotive Performance Group                                           (50,000)
Optiva Corporation                                                     133,000
Logic Devices Incorporated                                             233,000
Esynch Corp. (formerly SoftKat, Inc.) - Common                         121,000
Trans Global Services, Inc.                                            299,000
HP America Inc.                                                        (67,000)
Vaxgen, Inc.                                                            57,000
Others                                                                 (18,000)


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

         The Company has assessed the scope of its year 2000 problems and remediated such problems for each of its internal computer software programs and its computer hardware. The Company spent no amounts to modify or replace its internal computer software program and its computer hardware, including to upgrade software and to modify maintenance agreements in the quarter ended September 30, 1999. Through September 30, 1999, it has spent $15,000 in aggregate for such upgrades and modifications. The Company does not believe that it has machinery with embedded computer technology or that it relies upon any supplier that is material to its business. Since it believes its assessment and remediation efforts have been completed, the Company has not developed any contingency plans in the event it or any of its subsidiaries experiences year 2000 problems and it does not expect to expend any material amounts on such remediation in the future. However, if the Company has failed to properly assess any of the year 2000 problems or failed to fully remedy any identified year 2000 problems of its computer hardware or computer software programs, the Company may be forced to spend more on such remediation in the future and the Company's operations may be adversely affected.

         Since the Company does not control its portfolio, it has not attempted to dictate assessment, remediation or contingency planning for such companies, though Company representatives on the boards of directors of portfolio companies have participated in such boards' oversight of those companies' year 2000 efforts. Each portfolio company's year 2000 efforts are necessarily directed by such companies' management and boards of directors. Furthermore, the Company has invested in many private companies which are not obligated to inform the Company about their year 2000 efforts. If any portfolio company fails to timely assess or remediate its year 2000 problems, the value of the Company's investment in such portfolio company may be adversely impacted. The aggregate value of Company's portfolio could be materially adversely impacted if a number of portfolio companies experience year 2000 problems or significant costs to avoid or remediate such problems. The Company does not expect to know the impact of the year 2000 problem on the aggregate value of its portfolio until after January 1, 2000. None of the Company's computer systems are interrelated with those of any of its portfolio companies.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not presently involved as plaintiff or defendant in any material legal actions.

ITEM 5.  OTHER INFORMATION

         The Parent Company has entered into the Merger Agreement, with Tower Hill Securities, Inc., a New York corporation, and Tower Hill Acquisition Corp., a New York corporation and a wholly owned subsidiary of the Parent Company. The Parent Company has also called a special meeting (the "Special Meeting") of its stockholders at 8 a.m. Eastern Time on November 1, 1999 and solicited the proxies of its stockholders to vote at the Special Meeting. At the Special Meeting, the stockholders of the Company will be asked to consider and vote upon the transactions contemplated by the Merger Agreement, and, if approved at the Special Meeting, the transactions are expected to be consummated as promptly as possible thereafter. In connection with those transactions, the Company will execute an Agreement and Plan of Mergers with THCG and the Other Subsidiaries, pursuant to which the Company and the Other Subsidiaries will merge with and into THCG and, as a result, the Company and the Other Subsidiaries will cease to exist as separate entities.

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


                                         WALNUT CAPITAL CORPORATION
                                         (Registrant)


Date:          October 29, 1999          /s/ Joel S. Kanter
                                         ---------------------------------------
                                         Joel S. Kanter
                                         President (Principal Executive Officer)


Date:          October 29, 1999          /s/ Robert F. Mauer
                                         ---------------------------------------
                                         Robert F. Mauer
                                         Treasurer (Principal Financial and
                                         Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------


   3.1      Articles of Incorporation of Walnut Capital Corp., as amended
            [3.1](1)
   3.2      Bylaws of Walnut Capital Corp. [3.2](1)
  10.1      The Walnut Capital Corporation 1987 Stock Option Plan [10.6](2)
  27.1      Financial Data Schedule

--------------------
   [ ] Exhibits so marked have been previously filed with the SEC as exhibits to the filings shown below under the exhibit numbers indicated following the respective document description and are incorporated herein by reference.
   (1) Previously filed as an Exhibit to the Registrant's Registration Statement on Form 8-A dated October 8, 1997 as filed with the SEC on October 10, 1997.
   (2) Previously filed as an Exhibit to the initial filing of Walnut Financial Services, Inc. Registration Statement on Form 10 dated May 10, 1995 as filed with the SEC on May 11, 1995.